Form 10QSB
period 2006-06-30
KOKOPELLI CAPITAL CORP
filed 2006-08-11
CIK 1352380

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-51799

                          ----------------------------

                             KOKOPELLI CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

                 Florida                                      20-4065916
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

      1000 SW 11th Avenue, No. E-7                              33009
           Hallandale, Florida                                (Zip Code)
(Address of principal executive offices)

                                 (954) 258-7238
                (Issuer's telephone number, including area code)

                               854 NE 78th Street
                            Boca Raton, Florida 33487
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                    Outstanding at June 30, 2006
-------------------------------------  -----------------------------------------
Common Stock, no par value                               5,000,000 shares

Transitional Small Business Disclosure Format (check one):  Yes |_| No  |X|

================================================================================

                             KOKOPELLI CAPITAL CORP.

                                TABLE OF CONTENTS

                                                                           PAGE
Part I Financial Information                                                 1

   Item 1. Financial Statements                                              1

      Balance Sheet                                                          1

      Statements of Operations                                               2

      Statements of Cash Flows                                               3

      Notes to Financial Statements                                          4

   Item 2. Management's Discussion and Analysis or Plan of Operation         6

   Item 3. Controls and Procedures                                           6

Part II Other Information                                                    8

   Item 6. Exhibits                                                          8

Signatures                                                                   9

Exhibit 31.1
Exhibit 32.1

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KOKOPELLI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash & cash equivalents                                              $   200
                                                                        -------

           Total assets                                                 $   200
                                                                        =======

                      LIABILITIES AND SHAREHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Loan from shareholder                                                $   200
                                                                        -------

SHAREHOLDER'S EQUITY
   Common stock, no par value, 100,000,000 shares authorized;
      5,000,000 issued and outstanding                                    5,000
   Accumulated deficit                                                   (5,000)
                                                                        -------
           Total shareholder's equity                                        --
                                                                        -------

           Total liabilities and shareholder's equity                   $   200
                                                                        =======

           See accompanying notes to unaudited financial statements.

                             KOKOPELLI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         For The Three Month Period  January 5, 2006 (Inception)
                                                            Ended June 30, 2006            To June 30, 2006
                                                        ---------------------------  ---------------------------
Revenue:                                                $                        --   $                        --

Expenses:
      Organization Costs                                                         --                            88
      Audit                                                                      --                         3,500
      Legal                                                                      --                         2,500
      Bank charges                                                               --                            20
                                                        ---------------------------   ---------------------------

                                                                                                            6,108
Other income:
      Debt forgiveness income                                                 1,108                         1,108

Net income (loss)                                       $                     1,108   $                    (5,000)
                                                        ===========================   ===========================

Basic and diluted net loss per share                    $                        --   $                        --

Weighted average number of shares used in calculating
    basic and diluted net loss per share                                  5,000,000                     5,000,000
                                                        ===========================   ===========================

           See accompanying notes to unaudited financial statements.

                             KOKOPELLI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             For The Three Month Period    January 5, 2006 (Inception)
                                                                Ended June 30, 2006              To June 30, 2006
                                                            ---------------------------    ---------------------------
Cash Flows From Operating Activities:
    Net income (loss)                                       $                     1,108    $                    (5,000)
    Adjustment for forgiveness of debt                                           (1,108)
    Decrease in accounts payable                                                 (4,980)                            --
                                                            ---------------------------    ---------------------------

                Net cash used in operating activities                            (4,980)                        (5,000)

Cash Flows From Financing Activities:
    Proceeds from issuance of common stock                                           --                          5,000
    Proceeds from loan                                                              200                            200
                                                            ---------------------------    ---------------------------
                Net cash provided by financing activities                           200                          5,200

Net increase (decrease) in cash                                                  (4,780)                           200
                                                            ---------------------------    ---------------------------

Cash - Beginning of period                                                        4,980                             --
                                                            ---------------------------    ---------------------------
Cash - End of period                                        $                       200    $                       200
                                                            ===========================    ===========================

Supplemental Disclosure of Cash Flow Information:

    Taxes paid                                              $                        --    $                        --
                                                            ===========================    ===========================
    Interest paid                                           $                        --    $                        --
                                                            ===========================    ===========================

           See accompanying notes to unaudited financial statements.

                             KOKOPELLI CAPITAL CORP.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 2006


Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period January 5, 2006 (Inception) through January 31, 2006 were filed on February 8, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Note 2 - Accounting Policies and Operations

Organization

Kokopelli Capital Corp. (the "Company"), a development stage company, was incorporated in Florida on January 5, 2006. The Company intends to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At August 10, 2006, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees and printer charges with regard to the Company's filings with the Securities and Exchange Commission. The Company's fiscal year ends on December 31st.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. The owner of these shares, in order not to burden the Company, has agreed to pay the Company's annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 3 - Shareholder's Equity

On January 20, 2006, the Company issued 5,000,000 shares of common stock, no par value, to its initial shareholder in exchange for $5,000 in cash.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Kokopelli Capital Corp., a Florida corporation (the "Company", "us", "we" and "our"), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have not generated any cash flows from operations. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and, ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months. Our operating costs, including professional fees will exceed $200, which was our available cash at June 30, 2006. As of the date of filing this report, a commitment to provide additional funds in the amount of $3,000 has been made by our sole shareholder. There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf. Accordingly, there can be no assurance that any additional funds will be available to allow us to cover our operating expenses.

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our operating expenses. It is also possible that a business combination might not occur during the next 12 months, if at all. In the event we are unable to pay our operating expenses prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our initial filing on Form 10-SB with the Securities and Exchange Commission. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on January 5, 2006. We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of August 10, 2006 we had not yet commenced any formal business operations and all activity to date has related to the Company's formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our sole officer and director has reviewed the effectiveness of the Company's disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of June 30, 2006, are effective in timely alerting him to material information relating to the Company that is required to be included in its periodic filings with the Securities and Exchange Commission.

In connection with its evaluation during the quarterly period ended June 30, 2006, the Company has made no change in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

                            PART II OTHER INFORMATION

Item 6. Exhibits

(a)   Exhibits

           Exhibit 31.1      302 Certification - Alfred Reeves
           Exhibit 32.1      906 Certification - Alfred Reeves

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KOKOPELLI CAPITAL CORP.


DATE:  August 10, 2006                 By: /s/ Alfred Reeves
                                          --------------------------------------
                                           Alfred Reeves
                                           President, Secretary and Treasurer
                                           (Principal Accounting Officer and
                                           Authorized Officer)

                             Kokopelli Capital Corp.

                                Index to Exhibits

   Exhibit Number                     Description

   Exhibit 31.1             302 Certification - Alfred Reeves
   Exhibit 32.1             906 Certification - Alfred Reeves