Form 10QSB
period 2006-09-30
KOKOPELLI CAPITAL CORP
filed 2006-11-14
CIK 1352380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006

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

              Class                           Outstanding at September 30, 2006
--------------------------------------------------------------------------------
     Common Stock, no par value                       5,000,000 shares

Transitional Small Business Disclosure Format (check one):  Yes |_| No  |X|


================================================================================

                             KOKOPELLI CAPITAL CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
Part I Financial Information                                                  1

   Item 1. Financial Statements (unaudited)                                   1

      Balance Sheet                                                           1

      Statements of Operations                                                2

      Statements of Cash Flows                                                3

      Notes to Financial Statements                                           4

   Item 2. Management's Discussion and Analysis or Plan of Operation          6

   Item 3. Controls and Procedures                                            6

Part II Other Information                                                     8

   Item 6. Exhibits                                                           8

Signatures                                                                    9

Exhibit 31.1
Exhibit 32.1

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                             KOKOPELLI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
   Cash & cash equivalents                                              $   184
                                                                        -------

      Total assets                                                      $   184
                                                                        =======


                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Loan from shareholder                                                 $ 3,950
                                                                        -------

SHAREHOLDER'S EQUITY
  Common stock, no par value, 100,000,000 shares authorized;
    5,000,000 issued and outstanding                                      5,000
  Accumulated deficit                                                    (8,766)
                                                                        -------
      Total shareholder's equity                                         (3,766)
                                                                        -------

      Total liabilities and shareholder's equity                        $   184
                                                                        =======

           See accompanying notes to unaudited financial statements.

                             KOKOPELLI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                   (Unaudited)

                                         For The Three Month Period    January 5, 2006 (Inception)
                                          Ended September 30, 2006       To September 30, 2006
                                         --------------------------    --------------------------

Revenue:                                 $                       --    $                       --

Expenses:
  Organization Costs                                             --                            88
  Audit                                                       1,500                         5,000
  Legal                                                       2,250                         4,750
  Bank charges                                                   16                            36
                                         --------------------------    --------------------------
                                                              3,766                         9,874

Other income:
  Debt forgiveness income                                        --                         1,108
                                         --------------------------    --------------------------

Net loss                                 $                   (3,766)   $                   (8,766)
                                         ==========================    ==========================

Basic and diluted net loss per share     $                       --    $                       --
                                         ==========================    ==========================

Weighted average number of shares used
  in calculating basic and diluted net
  loss per share                                          5,000,000                     5,000,000
                                         ==========================    ==========================

           See accompanying notes to unaudited financial statements.

                             KOKOPELLI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                   (Unaudited)

                                                    For The Three Month Period    January 5, 2006 (Inception)
                                                     Ended September 30, 2006        To September 30, 2006
                                                    --------------------------    --------------------------
Cash Flows From Operating Activities:
  Net loss                                          $                   (3,766)   $                   (8,766)
                                                    --------------------------    --------------------------

      Net cash used in operating activities                             (3,766)                       (8,766)

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                    --                         5,000
  Proceeds from loan                                                     3,750                         3,950
                                                    --------------------------    --------------------------
      Net cash provided by financing activities                          3,750                         8,950


Net increase (decrease) in cash                                            (16)                          184
                                                    --------------------------    --------------------------

Cash - Beginning of period                                                 200                            --
                                                    --------------------------    --------------------------
Cash - End of period                                $                      184    $                      184
                                                    ==========================    ==========================

Supplemental Disclosure of Cash Flow Information:

  Taxes paid                                        $                       --    $                       --
                                                    ==========================    ==========================
  Interest paid                                     $                       --    $                       --
                                                    ==========================    ==========================

           See accompanying notes to unaudited financial statements.

                             KOKOPELLI CAPITAL CORP.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2006


Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period January 5, 2006 (Inception) through January 31, 2006 were filed on February 8, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Note 2 - Accounting Policies and Operations

Organization

Kokopelli Capital Corp. (the "Company"), a development stage company, was incorporated in Florida on January 5, 2006. The Company intends to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At November 14, 2006, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees and printer charges with regard to the Company's filings with the Securities and Exchange Commission. The Company's fiscal year ends on December 31st.

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

Loan from Shareholder

The loan from shareholder is non-interest bearing and has no definite terms of repayment.

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

Presently, we are not in a position to meet our cash requirements for the next 12 months. Our operating costs, including professional fees will exceed $184, which was our available cash at September 30, 2006. As of the date of filing this report, funds in the amount of $3,750 have been provided by America Advisors, Inc., our sole shareholder, to cover professional fees for the quarter ended September 30, 2006. There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf. Accordingly, there can be no assurance that any additional funds will be available to allow us to cover our operating expenses.

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

Plan of Operation

The Company was incorporated in Florida on January 5, 2006. We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of November 14, 2006 we had not yet commenced any formal business operations and all activity to date has related to the Company's formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3.  Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our sole officer and director has reviewed the effectiveness of the Company's disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of September 30, 2006, are effective in timely alerting him to material information relating to the Company that is required to be included in its periodic filings with the Securities and Exchange Commission.

In connection with its evaluation during the quarterly period ended September 30, 2006, the Company has made no change in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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


                                        KOKOPELLI CAPITAL CORP.


DATE:  November 14, 2006                By: /s/ Alfred Reeves
                                           ------------------------------
                                           Alfred Reeves
                                           President, Secretary and Treasurer
                                           (Principal Accounting Officer and
                                           Authorized Officer)

                             Kokopelli Capital Corp.

                                Index to Exhibits


Exhibit Number                     Description

Exhibit 31.1               302 Certification - Alfred Reeves
Exhibit 32.1               906 Certification - Alfred Reeves